Form 10-K
period 2025-12-31
Daimler Trucks Retail Trust 2023-1
filed 2026-03-27
CIK 1971264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Daimler Truck Financial Services USA LLC, in its capacity as Servicer, and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

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

https://www.sec.gov/Archives/edgar/data/1971264/000114036123044946/ef20011055_ex1-1.htm

3.1

Certificate of Formation of Daimler Trucks Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form SF-3, No. 333-261321, as filed with he SEC on November 24, 2021, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1893766/000114036121039255/brhc10030313_ex3-1.htm

3.2

Limited Liability Company Agreement of Daimler Trucks Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form SF-3, No. 333-261321, as filed with the SEC on November 24, 2021, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1893766/000114036121039255/brhc10030313_ex3-2.htm

4.1

Indenture, dated as of September 1, 2023, between the Issuing Entity and U.S. Bank Trust Company, National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 28, 2023, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex4-1.htm

4.2

Amended and Restated Trust Agreement, dated as of September 1, 2023, between Daimler Trucks Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 28, 2023, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex4-2.htm

10.1

Sale and Servicing Agreement, dated as of September 1, 2023, among the Issuing Entity, Daimler Trucks Retail Receivables LLC, as Depositor, and Daimler Truck Financial Services USA LLC, as Seller and Servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 28, 2023, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex10-1.htm

10.2

Receivables Purchase Agreement, dated as of September 1, 2023, between Daimler Truck Financial Services USA LLC, as Seller, and Daimler Trucks Retail Receivables LLC, as Purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 28, 2023, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex10-2.htm

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

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex10-3.htm

10.4

Administration Agreement, dated as of September 1, 2023, among the Issuing Entity, Daimler Truck Financial Services USA LLC, as Administrator, Daimler Trucks Retail Receivables LLC, as Depositor and the Indenture Trustee (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 28, 2023, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1971264/000114036123045713/ef20011534_ex10-4.htm

31.1	Certification of Daimler Truck Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Daimler Truck Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Daimler Truck Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Daimler Truck Financial Services USA LLC, as Servicer.

(c)	Not applicable.

Item 16.	Form 10–K Summary

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

Dated: March 20, 2026